Form 10-Q
period 1999-09-30
PREMIER AUTO TRUST 1999-2
filed 1999-11-08
CIK 1085485

Conformed Copy




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended     September 30, 1999
                                        ------------------------

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
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____













                        PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information (see Note 1). Results for interim periods should not be considered indicative of results for a full year.



ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-2
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              SEPTEMBER 30, 1999
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                                 $    4.4

Receivables (Note 3)                                                1,557.3
                                                                   --------


TOTAL ASSETS                                                       $1,561.7
                                                                   ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                      $   51.9

Asset Backed Notes (Notes 3 and 4)                                  1,509.8
                                                                   --------


TOTAL LIABILITIES AND EQUITY                                       $1,561.7
                                                                   ========




See Notes to Financial Statements.

ITEM 1.        FINANCIAL STATEMENTS - (CONTINUED)


                          PREMIER AUTO TRUST 1999-2
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
      FOR THE PERIOD MAY 1, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 1999
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes                                        $1,750.0

Collections of Principal & Interest, and Other                        280.0
                                                                   --------

TOTAL CASH RECEIPTS                                                 2,030.0
                                                                   --------



CASH DISBURSEMENTS

Purchase of Receivables                                             1,750.0

Distribution of Principal & Interest, and Other                       275.6
                                                                   --------

TOTAL CASH DISBURSEMENTS                                            2,025.6
                                                                   --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                      $    4.4
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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the eighth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing June 8, 1999. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated April 27, 1999, and the Prospectus dated April 27, 1999 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the servicer exercises its option to purchase the Receivables. The servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.


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

The Trust has no employees.

Year 2000

The Trust relies on the servicer's computer systems. CFC, as servicer, has conducted an evaluation of the actions necessary to ensure that its business critical computer systems will function without disruption with respect to the application of dating systems in the Year 2000. CFC has completed the process of upgrading, replacing and testing certain of its information and other computer systems. This remediation was essentially completed during the third quarter of 1999. Contingency plans have been developed to address any unforeseen Year 2000 problem. However, there can be no assurance that the remedial actions being implemented by CFC will be completed in time to avoid dating systems problems or that the cost will not be material to CFC. If CFC is unable to complete its remedial actions in the planned timeframe, contingency plans will be developed to address those business critical computer systems that may not be Year 2000 compliant.

The cost of this remediation will not have a material effect to the consolidated results of operations and financial position. These expenses are being expensed as they occur. CFC has developed contingency plans to address any unforeseen Year 2000 related events.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


In addition, disruptions with respect to vendor or customer computer systems, which are outside the control of CFC, could impair the ability of CFC to obtain necessary services or to provide services to their customers. Disruptions of CFC's computer systems, or the computer systems of CFC's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial condition and results of operations of CFC. CFC has assessed the Year 2000 readiness of its business critical vendors and customers. CFC believes that the most likely worst case scenario is that a small number of vendors will be unable to supply service for a short time after January 1, 2000. As part of the assessment process, CFC has developed contingency plans should any critical vendors be unable to provide services.



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


(iii) The title of each class of securities registered:

         5.28% Asset Backed Notes, Class A-2
         5.49% Asset Backed Notes, Class A-3
         5.59% Asset Backed Notes, Class A-4

(iv) For each class of securities (other than a class of securities into which a class of convertible securities registered may be converted without additional payment to the issuer):


ITEM 2. (4)(IV) OTHER INFORMATION - (CONTINUED)


                                                    Aggregate                                  Aggregate
                                                    Price of                                   Offering
         Title                                      Offering                                   Price of
           of                    Amount              Amount                Amount               Amount
        Security               Registered          Registered               Sold                 Sold
        --------               ----------          ----------              ------              ---------
5.28% Asset Backed Notes,
Class A-2                   $  490,000,000       $  489,982,850       $  490,000,000       $  489,982,850

5.49% Asset Backed Notes,
Class A-3                   $  520,000,000       $  519,902,760       $  520,000,000       $  519,902,760

5.59% Asset
Backed Notes, Class A-4     $  344,369,000       $  344,274,299       $  344,369,000       $  344,274,299
                            --------------       --------------       --------------       --------------

TOTAL                       $1,354,369,000       $1,354,159,909       $1,354,369,000       $1,354,159,909
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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of this report:

Exhibit No.

     3         Certificate of Trust of Premier Auto Trust 1999-2. Filed as
               Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated by reference

     4.1 Amended and Restated Trust Agreement, dated as of May 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

     4.2 Indenture, dated as of May 1, 1999, between Premier Auto Trust 1999-2 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

     4.3 Sale and Servicing Agreement, dated as of May 1, 1999, between Premier Auto Trust 1999-2 and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

     27        Financial Data Schedule

(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                          PREMIER AUTO TRUST 1999-2


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Premier Auto Trust 1999-2 (Registrant)
                          By: Chrysler Financial Company, L.L.C., as Servicer
                              -----------------------------------------------



Date:  November 5, 1999   By:  /s/David H. Olsen
                              -----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                               Principal Accounting Officer


                          PREMIER AUTO TRUST 1999-2


                                EXHIBIT INDEX





     Exhibit
     Number                   Description of Exhibit
     -------                  ----------------------

        3         Certificate of Trust of Premier Auto Trust 1999-2. Filed as
                  Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

        4.1 Amended and Restated Trust Agreement, dated as of May 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

        4.2 Indenture, dated as of May 1, 1999, between Premier Auto Trust 1999-2 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

        4.3 Sale and Servicing Agreement, dated as of May 1, 1999, between Premier Auto Trust 1999-2 and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference

       27         Financial Data Schedule



                                     E-1