Form 10-K
period 1999-12-31
PREMIER AUTO TRUST 1999-2
filed 2000-03-30
CIK 1085485

Conformed Copy

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended    December 31, 1999
                                  ---------------------

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
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]






                                   PART I.


ITEM 1. BUSINESS

Premier Auto trust 1999-2 (the "Trust") was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 1999, among Premier Receivables L.L.C. (now known as DaimlerChrysler Retail Receivables LLC) ("Premier"), Chrysler Financial Company L.L.C. ("CFC" and "Servicer"), and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On May 5, 1999, the Trust issued $330,000,000 aggregate principal amount of 4.94% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $490,000,000 aggregate principal amount of 5.28% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $520,000,000 aggregate principal amount of 5.49% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $344,369,000 aggregate principal amount of 5.59% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 1999, between the Trust and The First National Bank of Chicago (now known as Bank One, National Association), (the "Indenture Trustee".) The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after April 19, 1999, transferred to the Trust by CFC on May 5, 1999. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $65,625,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the Servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

ITEM 2. PROPERTIES

There is nothing to report with regard to this item.

ITEM 3. LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.






                                  PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 1999, among Premier, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On May 5, 1999, the Trust issued $330,000,000 aggregate principal amount of 4.94% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $490,000,000 aggregate principal amount of 5.28% Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $520,000,000 aggregate principal amount of 5.49% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $344,369,000 aggregate principal amount of 5.59% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of May 1, 1999, between the Trust and the Indenture Trustee. The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after April 19, 1999, transferred to the Trust by CFC on May 5, 1999. The Notes are secured by the assets of the Trust pursuant to the Indenture. The Trust also issued $65,625,000 aggregate principal amount of Asset Backed Certificates (the "Certificates" and, together with the Notes, the "Securities"). The Certificates represent fractional undivided interests in the Trust. The Certificates were not offered and will initially be held by the Servicer, which may thereafter sell the Certificates. The Certificates will not bear interest and no principal will be paid until the Notes have been paid in full.

The Trust has no employees.

Year 2000 Date Conversion

CFC will service the receivables on behalf of the Trust. The Trust relies on CFC's computer systems. CFC did not experience any significant "Year 2000" or "Y2K" related disruptions to its operations. CFC successfully implemented a comprehensive Y2K compliance program that included assessment, testing, remediation and contingency planning in the areas of critical business computer systems and critical suppliers, end-user computing and dealer systems. However, it is not certain that there will be no Y2K-related disruptions in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is nothing to report with regard to this item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PREMIER AUTO TRUST 1999-2
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                        ARISING FROM CASH TRANSACTIONS

                              DECEMBER 31, 1999
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)                        $    4.4

Receivables (Note 3)                                       1,421.9
                                                          --------

TOTAL ASSETS                                              $1,426.3
                                                          ========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)             $   26.4

Asset Backed Securities (Notes 3 and 4)                    1,399.9
                                                          --------

TOTAL LIABILITIES AND EQUITY                              $1,426.3
                                                          ========


See Notes to Financial Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPLLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1999-2
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
      FOR THE PERIOD MAY 1, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
                          (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Asset Backed Securities             $1,750.0

Collections of Principal & Interest, and Other               448.1
                                                          --------

TOTAL CASH RECEIPTS                                        2,198.1
                                                          --------


CASH DISBURSEMENTS

Purchase of Receivables                                    1,750.0

Distribution of Principal & Interest, and Other              443.7
                                                          --------

TOTAL CASH DISBURSEMENTS                                   2,193.7
                                                          --------

CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS             $    4.4
                                                          ========


See Notes to Financial Statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1999-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Trust are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles. The primary difference from the accrual basis to this basis is that the financial statements do not record overcollateralized receivables, accrued interest receivable on the Receivables, or accrued interest payable on the Notes from the most recent Distribution Date to the balance sheet date.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from CFC which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the Servicer is required to convey principal and interest collections to the Trust on a monthly basis except when commingling conditions cease to be met under the Sale and Servicing Agreement.

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments held for future distributions to Noteholders and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders will be distributed to Premier.


NOTE 2 - SUBSEQUENT EVENT

Effective January 7, 2000 the name of Premier Receivables L.L.C. was changed to DaimlerChrysler Retail Receivables LLC ("DCRR"). DCRR is a limited liability company controlled by CFC.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)


                          PREMIER AUTO TRUST 1999-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED SECURITIES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of May 1, 1999, among Premier, CFC, and Chase Manhattan Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

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


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Notes will accrue at the respective fixed per annum interest rates specified above. Interest on the Notes will generally be payable on the eighth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing June 8, 1999. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated April 27, 1999, and the Prospectus dated March 4, 1999 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full. Each class of the Notes will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, on any Distribution Date on which the Servicer exercises its option to purchase the Receivables. The Servicer may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLMENTARY DATA (CONTINUED)

                          PREMIER AUTO TRUST 1999-2
                        NOTES TO FINANCIAL STATEMENTS


NOTE 5 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

NOTE 6 - FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1999 were as follows:

                                              Carrying         Fair
                                               Amount          Value
                                              --------         -----
                                               (in millions of dollars)

Cash and Cash Equivalents                     $     4.4       $     4.4
Receivables                                   $ 1,421.9       $ 1,421.4
Amounts Held for Future Distribution          $    26.4       $    59.2
Asset Backed Securities                       $ 1,399.9       $ 1,366.6


Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates market value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 1999.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for remaining amounts due Premier.

The fair value of Asset Backed Securities was estimated using quoted market prices.


KPMG LLP
----------


                         Independent Auditors' Report


The Board of Directors
Chrysler Financial Company L.L.C.:


We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of the Premier Auto Trust 1999-2 (the "Trust") as of December 31, 1999, and the related statement of cash receipts and disbursements for the period May 1, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the management of Chrysler Financial Company L.L.C., servicer of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Premier Auto Trust 1999-2 as of December 31, 1999, and its cash receipts and disbursements for the period May 1, 1999 (inception) through December 31, 1999 on the basis of accounting described in Note 1.



/s/ KPMG LLP

Detroit, Michigan
March 29, 2000



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.


                                  PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.


ITEM 11. EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.


                                   PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        The following documents are filed as a part of this report:

(1)        Financial Statements

           Financial statements for Premier Auto Trust 1999-2 as follows:

           Statement of Assets, Liabilities and Equity - December 31, 1999 (page 4 of this report)

           Statement of Cash Receipts and Disbursements for the period May 1, 1999 (inception) through December 31, 1999 (page 5 of this report)

           Notes to Financial Statements (pages 6, 7, and 8 of this report)

           Independent Auditors' Report (page 9 of this report)

(2)        Financial Statement Schedules

           All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- (CONTINUED)

3. Exhibits

   (a) The following exhibits are filed as a part of this report:

Exhibit No.
-----------

    3       Certificate of Trust of Premier Auto Trust 1999-2. Filed as
            Exhibit 3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference.

    4.1 Amended and Restated Trust Agreement, dated as of May 1, 1999, among Premier Receivables L.L.C., Chrysler Financial Company L.L.C. and Chase Manhattan Bank Delaware, as Owner Trustee. Filed as Exhibit 4.1 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference.

    4.2 Indenture, dated as of May 1, 1999, between Premier Auto Trust 1999-2 and The First National Bank of Chicago, as Indenture Trustee. Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference.

    4.3 Sale and Servicing Agreement, dated as of May 1, 1999, between Premier Auto Trust 1999-2 and Chrysler Financial Company L.L.C. Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10Q for the period ended June 30, 1999, and incorporated herein by reference.

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








                              Premier Auto Trust 1999-2 (Registrant)
                          By: Chrysler Financial Company, L.L.C., as Servicer
                              -----------------------------------------------







Date:  March 6, 2000      By: /s/David H. Olsen
                              -----------------------------------------------
                              David H. Olsen, Vice President and Controller
                                Principal Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.


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